Form 10-K
period 2007-12-31
Superior Wholesale Inventory Financing Trust 2007-AE-1; WHOLESALE AUTO RECEIVABLES LLC
filed 2008-03-31
CIK 1387314, 894360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number of issuing entity: 333-131524-01
Commission file number of depositor: 333-131524
Superior Wholesale Inventory Financing Trust 2007-AE-1
(Exact name of issuing entity as specified in its charter)
Wholesale Auto Receivables LLC
(Exact name of depositor as specified in its charter)
GMAC LLC
(Exact name of sponsor as specified in its charter)

Delaware	38-3082709
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o GMAC LLC
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)
(313) 656-0600
(Registrant’s telephone number, including area code)
Securities registered or to be registered pursuant to Section 12(b) of the Act: None
Securities required to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Acts. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Not applicable to this registrant.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
Registrant does not have any voting stock.
Documents incorporated by reference. None

INDEX
Superior Wholesale Inventory Financing Trust 2007-AE-1

Part I
Item 1.	Business*
Item 1A.	Risk Factors*
Item 1B.	Unresolved Staff Comments
Item 2.	Properties*
Item 3.	Legal Proceedings*
Item 4.	Submission of Matters to a Vote of Security Holders*
Part II
Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer
Item 5.	Purchases of Equity Securities*
Item 6.	Selected Financial Data*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk*
Item 8.	Financial Statements and Supplementary Data*
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure*
Item 9A(T).	Controls and Procedure*
Item 9B.	Other Information
Part III
Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant*
Item 11.	Executive Compensation*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.	Certain Relationships, Related Transactions and Director Independence*
Item 14.	Principal Accounting Fees and Services*
Part IV
Item 15.	Exhibits, Financial Statement Schedules
Certification of Executive Officer Pursuant to Rule 13a-14/15d-14
Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2007
Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A.
Servicer Compliance Statement of GMAC LLC

*	Item is omitted in accordance with General Instructions J to Form 10-K.

Part I
Item 1B. Unresolved Staff Comments
     Not Applicable.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
     Not Applicable.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
     Not Applicable.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this item.
Item 1117 of Regulation AB. Legal Proceedings.
There are no current legal proceedings pending, or to the best knowledge of management of such entity, threatened, against the Issuing Entity, the sponsor, the servicer or the depositor that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the notes.
Each of the owner trustee and the indenture trustee has represented to the Issuing Entity that it is not a party to any current legal proceedings, nor is its management aware of any legal proceedings threatened against it that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the notes.
Part II
Item 9B. Other Information
None
Part III
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. The information has been provided previously in a prospectus, dated February 6, 2007, filed by the Issuing Entity, pursuant to Rule 424(b)5 of the Securities Act of 1933, on February 9, 2007.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of GMAC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2007, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
GMAC’s Report on Assessment and the related Attestation Report have identified two instances of material noncompliance with the servicing criteria applicable to GMAC. Processes and Procedures have been implemented to reinforce and ensure that all instances of material non-compliance are remediated. The instances of noncompliance are:
•	Reconciliations on certain custodial accounts were not always completed within the required timeframe, certain reconciliations were not reviewed and approved by someone other than the person who prepared the reconciliation, and reconciling items were not always reviewed and cleared within the required time frame.

•	Certain swap settlement calculations were not always computed in accordance with transaction documents.
The Indenture Trustee Report on Assessment identified an additional material noncompliance. Specifically, collections received on assets relating to a certain series of securities were deposited into a general account rather than the segregated account for each specific series. Processes have been implemented or are in place and being reinforced to ensure that all instances of noncompliance are remediated.
Item 1123 of Regulation AB. Servicer Compliance Statement.
GMAC has been identified as the servicer during the reporting period with respect to the pool assets held by the Issuing Entity. GMAC has provided a statement of compliance with the applicable servicing activities (the “Compliance Statement”), signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List the following documents filed as a part of the report:
(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits
•	Indenture between Superior Wholesale Inventory Financing Trust 2007-AE-1 as Issuing Entity and the Bank of New York Trust Company, N.A., as Indenture Trustee dated as of February 13, 2007.

•	Trust Agreement between Wholesale Auto Receivables LLC, as Depositor, and HSBC Bank USA Trust Company Delaware, as Owner Trustee, dated as of February 13, 2007.

•	Pooling and Servicing Agreement between GMAC LLC as Seller and Servicer and Wholesale Auto Receivables LLC as Purchaser dated February 13, 2007

•	Officer’s Issuance Certificate for series 2007-A Floating Rate Asset Backed Term Notes

•	Officer’s Issuance Certificate for series 2007-RN1 Floating Rate Asset Backed Revolving Notes.

•	Certificate Issuance Order for series 2007-A Floating Rate Asset Backed Certificates.

•	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for a year ended December 31, 2007.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 14, 2008 for the year ended December 31, 2007.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated February 29, 2008 for the year ended December 31, 2007.

•	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2007.

•	Trust Sale and Servicing Agreement among GMAC, as Servicer, Wholesale Auto Receivables LLC, as the Depositor, and Superior Wholesale Inventory Financing Trust 2007 AE-1, as the Issuing Entity, dated as of February 13, 2007.

•	Custodian Agreement between GMAC, as Custodian, and Wholesale Auto Receivables LLC, as Depositor, dated as of February 13, 2007.

•	Administration Agreement among the Issuing Entity and GMAC, as Administrator, and the Indenture Trustee, dated as of February 13, 2007.

•	Schedule to the ISDA Master Agreement between the Issuing Entity and the Swap Counterparty dated as of February 13, 2007.

•	Confirmation of Primary Swap Relating to the Class A Term Notes between the Swap Counterparty and the Trust dated as of February 13, 2007.

•	Confirmation of Primary Swap Relating to the 2007-RN1 Revolving Note between the Swap Counterparty and the Trust dated as of February 13, 2007.

•	Confirmation of Primary Swap relating to the Class B Term Notes between the Swap Counterparty and the Trust dated February 13, 2007.

•	Confirmation of Primary Swap relating to the Class C Term Notes between the Swap Counterparty and the Trust dated February 13, 2007.

•	Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, Wholesale Auto Receivables LLC, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of February 13, 2007.

•	Triparty Contingent Assignment Agreement among Superior Wholesale Inventory Financing Trust 2007-AE-1 GMAC LLC, and the Swap Counterparty.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Wholesale Inventory Financing Trust 2007-AE-1

by:	GMAC LLC
(Servicer, not in its individual capacity but solely as Servicer on behalf of the Issuing Entity)

/s/ Mark E. Newman
Mark E. Newman, Vice President and Chief
Financial Officer of GMAC LLC North American Operations, (Senior Officer in charge of the servicing function of the servicer)

Date: March 31, 2008

Index of Exhibits

Exhibit	Description	Method of Filing
4.1	Indenture between Superior Wholesale Inventory Financing Trust 2007-AE-1 as Issuing Entity and The Bank of New York Trust Company, N.A., as Indenture Trustee, dated as of February 13, 2007	*

4.2	Trust Agreement between Wholesale Auto Receivables LLC as Depositor, and HSBC Bank USA National Association, as Owner Trustee, dated as of February 13, 2007	*

4.3	Pooling and Servicing Agreement between GMAC LLC, as Seller and Servicer, and Wholesale Auto Receivables LLC, as Purchaser, dated as of February 13, 2007	*

4.4	Officer’s Issuance Certificate for series 2007-A Floating Rate Asset Backed Term Notes	*

4.5	Officer’s Issuance Certificate for series 2007-RN1 Floating Rate Asset Backed Revolving Note	*

4.6	Certificate Issuance Order for series 2007-A Floating Rate Asset Backed Certificates	*

31	Certification of Executive Officer Pursuant to Rule 13a-14/15d-14	Filed herewith

33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2007.	Filed herewith

33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007.	Filed herewith

34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 14, 2008 for the year ended December 31, 2007.	Filed herewith

34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated February 29, 2008 for the year ended December 31, 2007.	Filed herewith

35.1	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2007.	Filed herewith

99.1	Trust Sale and Servicing Agreement among GMAC LLC, as Servicer, Wholesale Auto Receivables LLC, as Depositor and Superior Wholesale Inventory Financing Trust 2007-AE-1, as Issuing Entity, dated as of February 13, 2007	*

99.2	Custodian Agreement between GMAC LLC, as Custodian, and Wholesale Auto Receivables LLC, as Depositor, dated as of February 13, 2007	*

99.3	Administration Agreement among Superior Wholesale Inventory Financing Trust 2007-AE-1, as Issuing Entity, and GMAC LLC, as Administrator, and The Bank of New York Trust Company, N.A., as Indenture Trustee, dated as of February 13, 2007	*

99.4	Schedule to the ISDA Master Agreement between Superior Wholesale Inventory Financing Trust 2007-AE-1 (the “Trust”) and the Swap Counterparty dated as of February 13, 2007	*

99.5	Confirmation of Primary Swap relating to the Class A Term Notes between the Swap Counterparty and the Trust dated February 13, 2007	*

99.6	Confirmation of Primary Swap Relating to the 2007-RN1 Revolving Note between the Swap Counterparty and the Trust dated February 13, 2007.	*

99.7	Confirmation of Primary Swap relating to the Class B Term Notes between the Swap Counterparty and the Trust dated February 13, 2007	*

99.8	Confirmation of Primary Swap relating to the Class C Term Notes between the Swap Counterparty and the Trust dated February 13, 2007	*

99.9	Swap Counterparty Rights Agreement among the Swap Counterparty, Superior Wholesale Inventory Financing Trust 2007-AE-1, as Issuing Entity, GMAC LLC as Servicer, Custodian, and Administrator, Wholesale Auto Receivables LLC, as Depositor, The Bank of New York Trust Company, N.A., as Indenture Trustee, and HSBC Bank USA, National Association as Owner Trustee, dated as of February 13, 2007	*

99.10	Triparty Contingent Assignment Agreement among Superior Wholesale Inventory Financing Trust 2007-AE-1 (the “Trust”), GMAC LLC (“GMAC”), and the Swap Counterparty dated as of February 13, 2007	*

*	Incorporated by reference to the corresponding exhibit to the Issuing Entity’s Current Report on Form 8-K filed on February 16, 2007 (File No. 333-131524-01).